Form 10-K
period 1998-12-31
MORTGAGE CAPITAL FUNDING INC MORT PASS THR CERT SER 1998 MC2
filed 1999-04-15
CIK 1084389

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1998

                                       or

              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 333-24489-02
                                                ------------

                         MORTGAGE CAPITAL FUNDING, INC.
              (Issuer in Respect of MULTIFAMILY/COMMERCIAL MORTGAGE
              -----------------------------------------------------
                   PASS-THROUGH CERTIFICATES, SERIES 1998-MC2)
                   -------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3408716
---------------------------------                     -------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

      333 Park Avenue, 3rd Floor
          New York, New York                                10043
----------------------------------------                   --------
(Address of Principal Executive Offices)                   Zip Code

                                 (212) 559-6899
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  |_|        No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1998.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1998.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                         MORTGAGE CAPITAL FUNDING, INC.
   MULTIFAMILY/COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-MC2
                                    FORM 10-K

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.

      Item 1.  Business.........................................................................................  4
      Item 2.  Properties.......................................................................................  4
      Item 3.  Legal Proceedings................................................................................  5
      Item 4.  Submission of Matters to a Vote of Security Holders..............................................  5

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters............................................................................  5
      Item 6.  Selected Financial Data..........................................................................  5
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................  5
      Item 8.  Financial Statements and Supplementary Data......................................................  5
      Item 9.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure............................................................  6

PART III.

      Item 10. Directors and Executive Officers of the Registrant..............................................   6
      Item 11. Executive Compensation..........................................................................   6
      Item 12. Security Ownership of Certain Beneficial Owners and Management..................................   6
      Item 13. Certain Relationships and Related Transactions..................................................   6

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................   7

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
        Which Have Not Registered Securities Pursuant to Section 12 of such Act................................   8

SIGNATURES.....................................................................................................   9

INDEX OF EXHIBITS..............................................................................................  10

                                     PART I

Item 1. Business

This Annual Report is being filed on behalf of Mortgage Capital Funding, Inc. (the "Registrant") by the Trustee, in its capacity as such under the Pooling Agreement hereinafter identified and with respect to the Registrant's Multi-family/Commercial Mortgage Pass-Through Certificates, Series 1998-MC2 (such certificates being sometimes referred to herein as the "Certificates"). The Certificates were issued under a Pooling and Servicing Agreement dated as of June 1, 1998 (the "Pooling Agreement") by and among the Registrant, as sponsor, Citicorp Real Estate, Inc., as Mortgage Loan Seller (the "Loan Seller"), Morgan Guaranty Trust Company of New York, as Additional Warranting Party ("MGT"), CRIIMI MAE Services Limited Partnership ("CRIIMI MAE Services"), as master servicer and special servicer, and State Street Bank and Trust Company, as Trustee and REMIC Administrator. As of October 31, 1998, CRIIMI MAE Services has been removed as special servicer and Banc One Mortgage Capital Markets, LLC has been serving as the replacement special servicer under the Pooling Agreement. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

The information contained in the Annual Report on Form 10-K has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information to this item 1 is omitted in reliance on the procedures outlined in a request to the Securities and Exchange Commission for an exemption from certain reporting requirements (the "1995 No-Action Letter"), filed by Thacher Proffitt & Wood on behalf of Mortgage Capital Funding, Inc. ("MCFI" or the "Registrant") and made publicly available on May 19, 1995 and on an application for exemptive order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (together with the 1995 No-Action Letter, the "No-Action Letter"), filed by Thacher Proffitt & Wood on behalf of the Registrant and made publicly available on January 13, 1994, in each case with respect to substantially similar trusts and offered certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates and filed by the Registrant with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.

The Annual Statement as to Compliance of CRIIMI MAE Services, in its capacities as Master Servicer and Special Servicer under the Pooling Agreement and for the period from June 1, 1998 through October 30, 1998 is annexed hereto as Exhibit 14(a)(i). The Annual Servicing Report of an independent public accountant with respect to servicing by CRIIMI MAE Services for the period of June 1, 1998 through October 30, 1998 required to be delivered under the Pooling Agreement is not available currently but will be subsequently filed with the Commission.

The Annual Statement as to Compliance of Banc One Mortgage Capital Markets, LLC, in its capacity as Special Servicer, under the Pooling Agreement and for the period of October 31, 1998 through December 31, 1998 is annexed hereto as
Exhibit 14(a)(ii). The Annual Servicing Report of an independent public accountant with respect to servicing by Banc One Mortgage Capital Markets, LLC for the period of October 31, 1998 through December 31, 1998 required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).

The Trust Fund did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Loan or otherwise.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Loan Seller, CRIIMI MAE Services in its capacity, and for so long as it served as, the Master Servicer and Special Servicer under the Pooling Agreement, Banc One Mortgage Capital Markets, LLC ("BOMCM"), in its capacity as the successor Special Servicer under the Pooling Agreement, MGT or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, each such servicer's, the Loan Seller's, MGT's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

On October 5, 1998, CRIIMI MAE Inc. ("CRIIMI MAE"), an affiliate of CRIIMI MAE Services and holder of the "Controlling Class" of Certificates (as such term is defined in the Pooling Agreement) filed a petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Maryland. This filing led to actions by certain rating agencies affecting the status of CRIIMI MAE Services as an approved servicer and thereupon, in order to allay rating agency concerns, to action by CRIIMI MAE, as the holder of the Controlling Class of the Certificates, to remove and replace CRIIMI MAE Services as Special Servicer under the Pooling Agreement and to appoint BOMCM as the replacement Special Servicer under the Pooling Agreement. The Registrant and the Trustee have been informed that CRIIMI MAE Services continues to perform special servicing functions as sub-special servicer from BOMCM. To the knowledge of the Registrant and the Trustee, CRIIMI MAE Services did not file for protection under Chapter 11 or any other Chapter of the Bankruptcy Code. CRIIMI MAE Services continues to service as Master Servicer under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998, there are an aggregate of 3 record holders of all Classes of the Registrant's Multifamily/Commercial Mortgage Pass-Through Certificates Series, 1998-MC2.

Item 6. Selected Financial Data

Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted pursuant to the No-Action Letter.

Item 8. Financial Statements and Supplementary Data

Omitted pursuant to the No-Action Letter.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation

Omitted pursuant to the No-Action Letter.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Information required by this item with respect to certain owners of the Certificates is annexed hereto as Exhibit 99.1.

(b)   Omitted pursuant to the No-Action Letter.

(c)   Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions

The Registrant has been informed that as of December 31, 1998, CRIIMI MAE Inc. was the beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $17,666,069.00 (representing 1.75% of all the Certificates, and 100% of the Registrant's Mortgage Pass-Through Certificates, Series 1998-MC2, Class L Certificates (the "Class L Certificates")). During the Reporting Year, CRIIMI MAE Services Limited Partnership ("CRIIMI MAE Services"), an affiliate of CRIIMI MAE Inc., served as Master Servicer and served as Special Servicer under the Pooling Agreement. Pursuant to the Pooling Agreement, the master servicer is entitled to a master servicing fee that is equal, with respect to each Mortgage Loan (and any related REO Property), on a per annum basis, to .00215% per annum less than the Administrative Fee specified for such Mortgage Loan in the Mortgage Loan Schedule attached to the Pooling Agreement. The master servicer is also entitled to receive certain other fees as specified in the Pooling Agreement. Under the Pooling Agreement, the special servicer is entitled to a fee, with respect to each Specially Serviced Mortgage Loan and each REO Loan, of 0.25% per annum. In 1998, CRIIMI MAE Services received $101,383.00 for its services as master servicer and $0.00 for its services as special servicer.

As of December 31, 1998 and March 29, 1999, the Class L Certificates constitute the "Controlling Class" of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as special servicer under the Pooling Agreement and to advise the special servicer with respect to certain actions enumerated therein. Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class. The Registrant has been informed that the records of the Trustee reflect that to November 17, 1998, the registered holder of the Class L Certificates was Citibank, N.A. and that on November 17, 1998, record ownership of the Class L Certificates was transferred from Citibank, N.A. to CRIIMI MAE Inc.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(i) Annual Statement as to Compliance by CRIIMI MAE Services Limited Partnership for the period from June 1, 1998 through October 30, 1998 required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(i).

        (ii) Annual Servicing Report from independent public accountants with respect to CRIIMI MAE Services Limited Partnership for the period from June 1, 1998 through October 30, 1998

                Has not yet been delivered by CRIIMI MAE Services Limited Partnership and will be subsequently filed with the Commission.

        (iii) Annual Statement as to Compliance by Banc One Mortgage Capital Markets, LLC for the period from October 31, 1998 through December 31, 1998 required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(ii).

        (iv) Annual Servicing Report from independent public accountants with respect to Banc One Mortgage Capital Markets, LLC for the period from June 1, 1998 through October 30, 1998 is annexed hereto as
                Exhibit 14(a)(1)(iii).

        (a)(2) Financial Statement Schedules

        Not Applicable.

        (a)(3) Exhibits

        Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

                4. Pooling and Servicing Agreement dated as of June 1, 1998, by and among Mortgage Capital Funding, Inc., as depositor, Citicorp Real Estate, Inc., as Mortgage Loan Seller, Morgan Guaranty Trust Company of New York, Additional Warranting Party, CRIIMI MAE Services Limited Partnership, master servicer and special servicer, and State Street Bank and Trust Company, as Trustee and REMIC Administrator.

                99.1*   Security Ownership of Certain Beneficial Owners

        (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report with respect to information contained in Distribution Date Statements delivered to Certificateholders for the Distribution Dates occurring in October, November and December, 1998, respectively:

                Report on Form 8-K dated October 20, 1998, reporting items 5 and 7.

                Report on Form 8-K dated November 18, 1998, reporting items 5 and 7.

                Report on Form 8-K dated December 7, 1998, reporting items 5 and 7.

        (c) Information aggregating certain data information reported to certificateholders with respect to distributions on their Certificates made in 1998 is set forth in Exhibit 99(d) annexed hereto.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MORTGAGE CAPITAL FUNDING, INC.
                            (In Respect of  MULTIFAMILY/COMMERCIAL
                            MORTGAGE  PASS-THROUGH CERTIFICATES,
                            SERIES 1998-MC2)

Dated:  April 15, 1999      By: State Street Bank and Trust Company,
                                   solely in its capacity as Trustee of the
                                   Trust Fund for the Registrant's
                                   Multifamily/Commercial Mortgage Pass-Through
                                   Certificates, Series 1998-MC2 and not
                                   individually


                            By: /s/ David Shepherd
                                ------------------------------------------------
                                David Shepherd, Assistant Secretary

                               INDEX OF EXHIBITS

Exhibit No.   Description
-----------   -----------

14(a)(1)(i)   Annual Statement As To Compliance Delivered by CRIIMI MAE Limited
              Partnership as Master Servicer and Special Servicer for the period
              June 1, 1998 through October 30, 1998 required pursuant to the
              Pooling Agreement.

14(a)(1)(ii)  Annual Statement as to Compliance by Banc One Mortgage Capital
              Markets, LLC for the period from October 31, 1998 through December 31, 1998 required pursuant to the Pooling Agreement.

14(a)(1)(iii) Independent Accountant's Report of PricewaterhouseCoopers LLP, an
              independent public accountant with respect to special servicing by Banc One Mortgage Capital Markets, LLC.

99.1 Security Ownership of Certain Owners (with original principal balances).

99.2 Aggregate Data with respect to Distributions made on the Certificates in 1998.